Form 10-K
period 1997-12-31
BENEFICIAL MORTGAGE SERVICES INC
filed 1998-03-30
CIK 1032519

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                               -------------------

                                     FORM 10-K
          (Mark One)
      X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the fiscal year ended December 31, 1997
                                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         For the  transition  period  from       to
                           Commission  file number 333-21511
                          BENEFICIAL MORTGAGE SERVICES, INC.
                                    (Depositor)

                       BENEFICIAL HOME EQUITY LOAN TRUST 1997-1
(Issuer in Respect of the Beneficial Home Equity Loan Asset Backed Certificates,
                                   Series 1997-1)
                 (Exact name of registrant as specified in its charter)

         New York (Issuer)                                13-3951599 (Issuer)
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

       301 North Walnut Street
         Wilmington, Delaware                                       19801
 (Address of principal executive offices of
    Depositor and Master Servicer)                                (Zip Code)
             Registrant's telephone number, including area code:
             (302) 425-2500 (Depositor and Master Servicer)

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                       Title of each class:            Name of each exchange on
                                                            which registered:
                            None                                   None
----------------------------------------------------  --------------------------

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                          None
--------------------------------------------------------------------------------
                                     (Title of class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
                                 Not applicable

                        Documents Incorporated By Reference
                                 Not Applicable
================================================================================

================================================================================

                                TABLE OF CONTENTS

Part I

Item 1.           Business                                                3
Item 2.           Properties                                              3
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders     3


Part II

Item 5.           Market for Registrant's Common Equity and Related
                       Shareholder Matters                                4
Item 6.           Selected Financial Data                                 4
Item 7.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                4
Item 8.           Financial Statements and Supplementary Data             4
Item 9.           Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                4


Part III

Item 10.          Directors and Executive Officers of the Registrant      4
Item 11.          Executive Compensation                                  4
Item 12.          Security Ownership of Certain Beneficial Owners and
                       Management                                         4
Item 13.          Certain Relationships and Related Transactions          4


PART IV

Item 14.          Exhibits, Financial Statements Schedules and Reports
                       on Form 8-K                                        5

                  Signature                                               6

                  Exhibit Index                                           7

                                     PART I

Item 1.           Business.

                  This Annual Report on Form 10-K relates to the Beneficial Home Equity Loan Trust 1997-1 (the "Trust"), a fund formed pursuant to a Pooling and Servicing Agreement, dated as of May 1, 1997 (the "Pooling and Servicing Agreement"), by and among Beneficial Mortgage Corporation, as master servicer (the "Master Servicer" ), and The Chase Manhattan Bank (National Association), acting thereunder not in its individual capacity but solely as trustee. The Trust, which is the issuer of the Certificates, became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934, as amended, when the Registration Statement on Form S-11 (No.333-21511) (the "Registration Statement"), filed by the Depositor on behalf of the Trust, became effective.

                  Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

                  This Annual Report on Form 10-K is being filed by the Depositor, in its capacity as such under the Pooling and Servicing Agreement, on behalf of the Trust. The information reported and contained herein has been prepared by the Master Servicer, pursuant to the Pooling and Servicing Agreement.



Item 2.           Properties.

                  Not applicable.

Item 3.           Legal Proceedings.

                  The Master Servicer is not aware of any material pending legal proceedings involving the Trust, the Home Equity Loans comprising the Trust or the Trustee or the Master Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matter has been submitted to a vote of the Certificateholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder
                  Matters.

                  As of December 31, 1997, Cede & Co., the nominee of the Depository Trust Company ("DTC"), was the only holder of record of the Class A Certificates, the Class M Certificates and the Class B Certificates. DTC holds the Certificates for the accounts of others. To the Master Servicer's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

Item 6.           Selected Financial Data.

                  Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Not applicable.

Item 8.           Financial Statements and Supplementary Data.

                  Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.


                                    PART III


                  The information required by Items 10, 11, 12 and 13 is not applicable as the Trust does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust.

                                     PART IV


ITEM 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      (1)    Financial Statements

                Not applicable.

         (2)    Financial Statement Schedules

                Not applicable.

         (3)    Exhibits

                99.1 Servicer's Annual Statement of Compliance for the period ended 12/31/97.

                99.2 Servicer's Independent Auditor's Report of Servicer's Servicing Activities.

(b) Current Reports on Form 8-K for the Trust were filed on November 28, 1997 and December 29, 1997 during the quarter ended December 31, 1997.

                                    SIGNATURE



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of Beneficial Home Equity Loan Trust 1997-1 by the undersigned, thereunto duly authorized.



                    BENEFICIAL HOME EQUITY LOAN TRUST 1997-1
                            Registrant

                    By:     Beneficial Mortgage Services, Inc.
                    (Depositor)


                    By:       /s/ Richard J. Zak
                    Richard J. Zak
                    Vice President and Controller


March 31, 1998

                                  EXHIBIT INDEX



         Exhibit Number                   Exhibit


              99.1            Servicer's Annual Statement of Compliance

              99.2            Servicer's   Independent   Auditor's   Report  of
                              Servicer's   Servicing Activities.

Exhibit 99.1

Servicer's Annual Statement of Compliance


                              OFFICER'S CERTIFICATE





This certificate  pertains to the obligations of Beneficial Mortgage Corporation
(BMC), as Master Servicer, under the terms of the Pooling and Servicing Agreement (P&S Agreement) dated May 1, 1997, by and among BMC, as master servicer, and The Chase Manhattan Bank (National Association), as trustee pursuant to which the Beneficial Home Equity Loan Asset Backed Certificates, Series 1997-1, were issued on May 20, 1997.

I certify that a review of the activities of BMC as Master Servicer during the year ended December 31, 1997 and of its performance under the P&S Agreement have been made under my supervision and to the best of my knowledge, based on such review, BMC has fulfilled all of its material obligations under the P&S Agreement for the year.




                                                /s/ M. Flory Cook
                                                M. Flory Cook
                                                Vice President and Operations
                                                Controller
                                                Beneficial Mortgage Corporation

March 31, 1998

Exhibit 99.2

Servicer's Independent Auditor's Report on Servicer's Servicing Activity









To the Board of Directors of
Beneficial Mortgage Corporation


                  We have examined the accompanying management's assertion about Beneficial Mortgage Corporation compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the period ended December 31, 1997, which is required by the Pooling and Servicing Agreement dated as of May 1, 1997 between Beneficial Mortgage Corporation as master servicer, and The Chase Manhattan Bank (National Association), as trustee, pursuant to which the Beneficial Home Equity Loan Asset Backed Certificates, Series 1997-1 were issued. Management is responsible for Beneficial Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based upon our examination.

                  Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Beneficial Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Beneficial Mortgage Corporation compliance with the minimum servicing standards.

                  In our opinion, management's assertion that Beneficial Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1997 is fairly stated, in all material respects.

                  This report is intended solely for the information and use of the Board of Directors and the management of Beneficial Mortgage Corporation and The Chase Manhattan Bank (National Association) and should not be used of any other purpose.


/s/ DELOITTE AND TOUCHE LLP
DELOITTE AND TOUCHE LLP

Parsippany, New Jersey
March 20, 1998

MANAGEMENT'S ASSERTION


Beneficial Mortgage Corporation an indirect wholly-owned subsidiary of Beneficial Corporation (the "Company"), has compiled in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the period ended December 31, 1997, which is required by the Pooling and Servicing Agreement dated as of May 1, 1997 between Beneficial Mortgage Services, Inc., as depositor , and The Chase Manhattan Bank (National Association), as trustee, pursuant to which the Beneficial Home Equity Loan Asset Backed Certificates, Series 1997-1 were issued. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000.



/s/ Allen L. Wehrhahn
Allen L. Wehrhahn
President


/s/ M. Flory Cook
M. Flory Cook
Vice President and Operations Controller



March 6, 1998