Form 10-K
period 1997-12-31
BENEFICIAL MORTGAGE SERVICES INC
filed 1998-03-30
CIK 1032519

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

                    BENEFICIAL HOME EQUITY LOAN TRUST 1997-2
               (Issuer in Respect of the Beneficial Home Equity Loan
                      Asset  Backed  Certificates,  Series  1997-2)
                     (Exact name of registrant as specified in its
                                   charter)

            New York (Issuer)                             13-3973303 (Issuer)
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

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
                  None                                            None
--------------------------------------------------  ----------------------------

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

                                     PART I

Item 1.           Business.

                  This Annual Report on Form 10-K relates to the Beneficial Home Equity Loan Trust 1997-2 (the "Trust"), a fund formed pursuant to a Pooling and Servicing Agreement, dated as of September 1, 1997 (the "Pooling and Servicing Agreement"), by and among Beneficial Mortgage Corporation, as master servicer (the "Master Servicer"), and The Chase Manhattan Bank (National Association), acting thereunder not in its individual capacity but solely as trustee. The Trust, which is the issuer of the Certificates, became subject to the reporting requirements under Section 13 of the Securities Exchange Act of 1934, as amended, when the Registration Statement on Form S-11 (No.333-21511) (the "Registration Statement"), filed by the Depositor on behalf of the Trust, became effective.

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

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder
                  Matters.

                  As of December 31, 1997, Cede & Co., the nominee of the Depository Trust Company ("DTC"), was the only holder of record of the Class A Certificates, the Class M Certificates and the Class B Certificates. DTC holds the Certificates for the accounts of others. To the Depositor's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

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

         (3)    Exhibits

                99.1 Servicer's Annual Statement of Compliance for the period ended 12/31/97.

                99.2 Servicer's Independent Auditor's Report of Servicer's Servicing Activities.

(b) Current Reports on Form 8-K for the Trust were filed on November 28, 1997 and December 29, 1997 during the quarter ended December 31, 1997.

                                    SIGNATURE



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of Beneficial Home Equity Loan Trust 1997-2 by the undersigned, thereunto duly authorized.



                    BENEFICIAL HOME EQUITY LOAN TRUST 1997-2
                         Registrant

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


              99.1            Servicer's Annual Statement of Compliance

              99.2            Servicer's   Independent   Auditor's   Report  of
                              Servicer's   Servicing Activities.

Exhibit 99.1

Servicer's Annual Statement of Compliance


                              OFFICER'S CERTIFICATE





This certificate  pertains to the obligations of Beneficial Mortgage Corporation
(BMC), as Master Servicer, under the terms of the Pooling and Servicing Agreement (P&S Agreement) dated September 1, 1997, by and among BMC, as master servicer and The Chase Manhattan Bank (National Association), as trustee pursuant to which the Beneficial Home Equity Loan Asset Backed Certificates, Series 1997-2, were issued on September 16, 1997.

I certify that a review of the activities of BMC as Master Servicer during the year ended December 31, 1997 and of it performance under the P&S Agreement have been made under my supervision and to the best of my knowledge, based on such review, BMC has fulfilled all of its material obligations under the P&S Agreement for the year.




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

March 31, 1998

Exhibit 99.2

Servicer's Independent Auditor's Report on Servicer's Servicing Activity









To the Board of Directors of
Beneficial Mortgage Corporation


                  We have examined the accompanying management's assertion about
Beneficial Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the period ended December 31, 1997, which is required by the Pooling and Servicing Agreement dated as of September 1, 1997 between Beneficial Mortgage Corporation, as master servicer, and The Chase Manhattan Bank (National Association), as trustee, pursuant to which the Beneficial Home Equity
Loan Asset  Backed  Certificates,  Series  1997-2 were issued.   Management  is
responsible  for  Beneficial  Mortgage   Corporation's compliance with those
minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based upon our examination.

                  Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Beneficial Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Beneficial Mortgage Corporation's compliance with the minimum servicing standards.

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


/s/ DELOITTE AND TOUCHE LLP
DELOITTE AND TOUCHE LLP

Parsippany, New Jersey
March 20, 1998

MANAGEMENT'S ASSERTION


Beneficial Mortgage Corporation, an indirect wholly-owned subsidiary of Beneficial Corporation (the "Company"), has compiled in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the period ended December 31, 1997, which is required by the Pooling and Servicing Agreement dated as of September 1, 1997 between Beneficial Mortgage Corporation, as master servicer, and The Chase Manhattan Bank (National Association), as trustee, pursuant to which the Beneficial Home Equity Loan Asset Backed Certificates, Series 1997-2 were issued. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000.



/s/ Allen L. Wehrhahn
Allen L. Wehrhahn
President


/s/ M. Flory Cook
M. Flory Cook
Vice President and Operations Controller




March 6, 1998